Form 10QSB
period 2002-07-31
MONTANA MILLS BREAD CO INC
filed 2002-09-16
CIK 1065506

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended July 31, 2002

 [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
      EXCHANGE ACT

             For the transition period from __________to __________

                        Commission file number 001-31367

                          MONTANA MILLS BREAD CO., INC.
        (Exact name of small business issuer as specified in its charter)

             Delaware                                   16-1551461
   (State or other jurisdiction of       (I.R.S. Employer Identification Number)
    incorporation of organization)

                         2171 Monroe Avenue, Suite 205A,
                            Rochester, New York 14618
                    (Address of principal executive offices)

                                 (585) 242-7540
                (Issuer's telephone number, including area code)




As of September 16, 2002, 8,107,835 shares of the Issuer's Common Stock, $.001 par value was outstanding.


Transitional Small Business Disclosure Format (check one):   Yes  [ ]  No   [X]

                          MONTANA MILLS BREAD CO., INC.

                                   FORM 10-QSB

                                      INDEX


                                                                                           Page
                                                                                           ----
PART I.    FINANCIAL INFORMATION

  Item 1.  FINANCIAL STATEMENTS (Unaudited)

           Consolidated Balance Sheets as of July 31, 2002 and January 30, 2002              3

           Consolidated Statements of Operations for the thirteen and twenty-six
               weeks ended July 31, 2002 and August 1, 2001                                  4

           Consolidated Statement of Stockholder's Equity (Deficit) for the
               twenty-six weeks ended July 31, 2002                                          5

           Consolidated Statements of Cash Flows for the twenty-six weeks
               ended July 31, 2002 and August 1, 2001                                        6

           Notes to Consolidated Financial Statements                                        7

  Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS                                  13

  Item 3.  CONTROLS AND PROCEDURES                                                          23

PART II.   OTHER INFORMATION

  Item 1.  LEGAL PROCEEDINGS                                                                24

  Item 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS                                        24

  Item 3.  DEFAULTS UPON SENIOR SECURITIES                                                  24

  Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                              24

  Item 5.  OTHER INFORMATION                                                                24

  Item 6.  EXHIBITS AND REPORTS ON FORM 8-K                                                 25

  Signatures and Required Certification                                                     26

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                 MONTANA MILLS BREAD CO., INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                           JULY 31, 2002    JANUARY 30, 2002
                                                                           -------------    ----------------
                                                                            (UNAUDITED)
                                     ASSETS
Current assets:

   Cash and cash equivalents                                                $  1,330,963      $    248,243
   Short-term investments                                                      7,709,892           518,258
   Inventory                                                                     354,842           401,426
   Income tax receivable                                                         269,199           314,655
   Prepaid expenses and other current assets                                     451,643           426,255
   Deferred income taxes                                                          53,000            53,000
                                                                            ------------     -------------
     Total current assets                                                     10,169,539         1,961,837
Property and equipment, net                                                    6,518,564         6,621,146
Deferred income taxes                                                            802,497           260,000
Deposits and other assets                                                        197,292           181,482
Unamortized bond issue costs                                                         -0-           447,405
                                                                            ------------     -------------
     Total assets                                                           $ 17,687,892      $  9,471,870
                                                                            ============     =============
                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Accounts payable                                                          $    970,794      $    844,986
  Payroll and related expenses                                                   101,096           127,345
  Deferred revenue                                                                40,544           101,191
  Other current liabilities                                                       27,933            64,648
  Current portion of long-term debt                                               31,286            34,418
                                                                            ------------     -------------
    Total current liabilities                                                  1,171,653         1,172,588
Subordinated Convertible Debentures                                            2,000,000         6,538,500
Long-term debt, net of current portion                                            28,981            44,185
Other long-term liabilities                                                       58,774            43,000
                                                                            ------------     -------------
    Total liabilities                                                          3,259,408         7,798,273
                                                                            ------------     -------------

Commitments and contingencies
Series A Convertible Redeemable Preferred Stock, ($.001 par value;
 687,500 shares authorized, none issued and outstanding as of July 31,
 2002; 1,000,000 shares authorized; 312,500 issued and
 outstanding as of January 30, 2002)                                                 -0-         2,500,000
                                                                            ------------     -------------

Common stockholders' equity (deficit):
  Common Stock, ($.001 par value; 14,417,989 shares authorized;
    8,107,835 issued and outstanding as of July 31, 2002; 5,000,000
    issued and outstanding as of January 30, 2002)                                 8,108             5,000
 Additional paid-in capital                                                   16,165,240               -0-
 Accumulated deficit                                                          (1,744,864)         (831,403)
                                                                            ------------     -------------
    Total common stockholders' equity (deficit)                               14,428,484          (826,403)
                                                                            ------------     -------------
    Total liabilities and stockholders' equity                              $ 17,687,892     $   9,471,870
                                                                            ============     =============

The accompanying notes are an integral part of these consolidated financial statements.

                 MONTANA MILLS BREAD CO., INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                     FOR THE THIRTEEN WEEKS ENDED    FOR THE TWENTY-SIX WEEKS ENDED
                                                     ----------------------------    ------------------------------
                                                      JULY 31,         AUGUST 1,        JULY 31,        AUGUST 1,
                                                        2002             2001             2002            2001
                                                     -----------      -----------      -----------     -----------
Sales                                                $ 2,778,034      $ 2,088,302      $ 5,850,722     $ 4,089,222
Cost of goods sold (exclusive of depreciation and
    amortization)                                      1,507,040        1,039,419        3,137,154       2,030,663
                                                     -----------      -----------      -----------     -----------
Gross profit                                           1,270,994        1,048,883        2,713,568       2,058,559
Selling, general and administrative expenses           1,621,844        1,084,552        3,017,066       2,115,657
Pre-opening and grand-opening expenses                   153,101          205,872          230,681         372,862
Depreciation and amortization                            159,610          107,146          319,220         205,165
                                                     -----------      -----------      -----------     -----------
Loss from operations                                    (663,561)        (348,687)        (853,399)       (635,125)
Interest income                                           11,762           46,903           16,736         119,864
Financing costs                                         (134,651)        (190,271)        (324,645)       (380,629)
                                                     -----------      -----------      -----------     -----------
Loss before income taxes and extraordinary item         (786,450)        (492,055)      (1,161,308)       (895,890)
Benefit from income taxes                               (306,715)        (192,500)        (454,140)       (349,750)
                                                     -----------      -----------      -----------     -----------
Loss before extraordinary item                          (479,735)        (299,555)        (707,168)       (546,140)
Extraordinary item-loss on early
    extinguishment of debt (net of income tax
    benefit of $84,000)                                  131,293              -0-          131,293             -0-
                                                     -----------      -----------      -----------     -----------
Net loss                                             $  (611,028)     $  (299,555)     $  (838,461)    $  (546,140)
                                                     ===========      ===========      ===========     ===========
Series A Preferred Stock Dividends                       (50,000)         (75,000)        (125,000)       (150,000)

Net loss before extraordinary item applicable to
    common stockholders                              $  (529,735)     $  (374,555)     $  (832,168)    $  (696,140)
                                                     ===========      ===========      ===========     ===========

Basic and diluted loss before extraordinary
    item per common share applicable to
    common stockholders                              $     (0.09)     $     (0.07)     $     (0.15)    $     (0.14)
                                                     ===========      ===========      ===========     ===========




Net loss applicable to common stockholders           $  (661,028)     $  (374,555)     $  (963,461)    $  (696,140)
                                                     ===========      ===========      ===========     ===========

Basic and diluted loss per common share
    applicable to common stockholders                $     (0.11)     $     (0.07)     $     (0.17)    $     (0.14)
                                                     ===========      ===========      ===========     ===========

The accompanying notes are an integral part of these consolidated financial statements.

                 MONTANA MILLS BREAD CO., INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                                   (UNAUDITED)


                                             COMMON STOCK         ADDITIONAL
                                         ---------------------     PAID-IN        ACCUMULATED
                                          SHARES       AMOUNT      CAPITAL          DEFICIT           TOTAL
                                         ---------    --------    -----------     ------------    ------------
Balance at January 30, 2002              5,000,000    $  5,000    $       -0-     $   (831,403)    $  (826,403)
Net loss for the thirteen
   weeks ended May 1, 2002                                                            (227,433)       (227,433)
Series A Convertible
   Preferred Stock dividends                                                           (75,000)        (75,000)
                                         ---------    --------    -----------     ------------     -----------
Balance at May 1, 2002                   5,000,000    $  5,000            -0-     $ (1,133,836)    $(1,128,836)
Contribution and retirement of
   Common Stock  to capital by
   Eugene and Susan O'Donovan             (582,011)       (582)           582                              -0-
Conversion of Subordinated
   Convertible Debentures to
   Common Stock                            907,700         908      4,264,618                        4,265,526
Cephas Capital Partners, L.P.
   modification of debt                     15,000          15         74,985                           75,000
Conversion of Series A
   Convertible Preferred
   Stock into Common Stock                 489,696         489      2,499,511                        2,500,000
Net proceeds from issuance
     of Common Stock and Warrants        2,269,950       2,270      8,471,731                        8,474,001
Issuance of Underwriter
     Purchase Option                                                  794,451                          794,451
Issuance of Common Stock
     to consultant                           7,500           8         37,492                           37,500
Issuance of Warrants to
     Consultant                                                        71,870                           71,870
Net loss for the thirteen
     weeks ended July 31, 2002                                                        (611,028)       (611,028)
Series A Convertible
     Preferred Stock
     dividends                                                        (50,000)                         (50,000)
                                         ---------    --------    -----------     ------------     -----------
Balance at July 31, 2002                 8,107,835    $  8,108    $16,165,240     $ (1,744,864)    $14,428,484
                                         =========    ========    ===========     ============     ===========

The accompanying notes are an integral part of these consolidated financial statements.

                 MONTANA MILLS BREAD CO., INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                    FOR THE TWENTY-SIX WEEKS ENDED
                                                                    ------------------------------
                                                                      JULY 31,          AUGUST 1,
                                                                        2002              2001
                                                                    ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss                                                            $   (838,461)     $   (546,140)
                                                                    ------------      ------------
Adjustments to reconcile net loss to net cash used in operating activities -

    Depreciation and amortization                                        319,220           205,165
    Amortization of bond issuance costs                                   54,138            64,964
    Deferred income taxes                                               (542,497)         (350,000)
    Consulting agreement stock issuance                                   37,500               -0-
    Consulting agreement warrant issuance                                 71,870               -0-
    Extraordinary item                                                   195,296               -0-
    (Increase) decrease in operating assets -
      Inventory                                                           46,584            (7,238)
      Income tax receivable                                               45,456            (1,019)
      Prepaid expenses and other current assets                          (25,388)         (265,400)
      Deposits and other assets                                          (15,810)          (87,625)
    (Decrease) increase in operating liabilities -
      Accounts payable                                                   125,808           (29,079)
      Payroll and related expenses                                       (26,249)          (23,181)
      Other liabilities                                                  (81,588)           (1,032)
                                                                    ------------      ------------
       Total adjustments                                                 204,340          (494,445)
                                                                    ------------      ------------
       Net cash used in operating activities                            (634,121)       (1,040,585)
                                                                    ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of short-term investments                                (8,012,819)       (1,500,100)
    Sale of short-term investments                                       821,185               -0-
    Purchase of property and equipment                                  (216,642)       (1,681,367)
                                                                    ------------      ------------
       Net cash used in investing activities                          (7,408,276)       (3,181,467)
                                                                    ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Gross proceeds from issuance of Common Stock and Redeemable       11,463,248               -0-
       Common Stock Purchase Warrants
    Offering costs                                                    (2,194,795)              -0-
    Series A Convertible Preferred Stock dividends                      (125,000)         (150,000)
    Repayment of debt                                                    (18,336)          (17,601)
                                                                    ------------      ------------
       Net cash provided by (used in) financing activities             9,125,117          (167,601)
                                                                    ------------      ------------

Net increase (decrease) in cash and cash equivalents                   1,082,720        (4,389,653)
Cash and cash equivalents at beginning of period                         248,243         5,805,564
                                                                    ------------      ------------
Cash and cash equivalents at end of period                          $  1,330,963      $  1,415,911
                                                                    ============      ============

                        SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid during the period for:
    Interest                                                        $    270,507      $    315,662
                                                                    ============      ============
    Income taxes                                                           4,357               250
                                                                    ============      ============
Non-cash investing and financing activities
    Offering costs included in accounts payable                     $    272,539               -0-
                                                                    ============      ============
    Issuance of underwriter's purchase option                       $    794,451               -0-
                                                                    ============      ============
Conversion of Series A Convertible Redeemable Preferred
   Stock into Common Stock                                          $  2,500,000
                                                                    ============
Conversion of Subordinated Convertible Debentures to
   Common Stock                                                     $ 4,265,526
                                                                    ============

The accompanying notes are an integral part of these consolidated financial statements.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1-BASIS OF PRESENTATION

      The accompanying unaudited, consolidated financial statements of Montana Mills Bread Co., Inc. and its subsidiaries (the "Company") have been prepared in accordance with instructions to Form 10-QSB and, therefore, do not include all information and footnotes normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States. They should be read in conjunction with the financial statements of the Company for the fiscal year ended January 30, 2002, included in the Company's Registration Statement on Form SB-2 filed under the Securities Act of 1933, as amended, in connection with the Company's initial public stock offering which became effective on June 27, 2002.

      The accompanying unaudited consolidated financial statements include all adjustments (consisting of normal recurring adjustments and accruals) that management considers necessary for a fair presentation of its financial position and results of operations for the interim periods. Interim results are not necessarily indicative of the results that may be expected for the entire year.


NOTE 2-INCOME TAXES

      The Company's effective tax rate for the thirteen and twenty-six weeks ended July 31, 2002 and the thirteen and twenty-six weeks ended August 1, 2001 was 39%.

NOTE 3-ADOPTION OF SFAS 142

      The Company adopted Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets" which establishes new accounting and reporting standards that require ratable amortization of goodwill and other intangibles be replaced with periodic tests of the goodwill's impairment and that intangible assets with other than indefinite lives be amortized over their useful lives. The Company's adoption of SFAS 142 did not have a material impact on the results of its operations. Unamortized intangible assets consist of trademarks and goodwill totaling $133,560 at July 31, 2002.

NOTE 4-INVENTORIES

      Inventories are comprised of the following:


                                             JULY 31, 2002    JANUARY 30, 2002
                                             -------------    ----------------
                     Ingredients                 234,840            243,631
                     Retail products              87,279            132,232
                     Paper products               32,723             25,563
                                                 -------            -------
                                                 354,842            401,426
                                                 =======            =======

NOTE 5-EARNINGS PER SHARE

      Basic earnings per common share are computed by dividing net earnings available to common stockholders by the weighted average number of common shares outstanding. For the thirteen and twenty-six weeks ended August 1, 2001, the Company's calculation of diluted earnings per share does not include the effect of unexercised stock options and warrants, or the conversion of Series A Convertible Preferred Stock or the Company's convertible debt representing 1,281,912 potential shares of common stock, since the effect would be anti-dilutive. For the thirteen and twenty-six weeks ended July 31, 2002, the Company's calculation of diluted earnings per share does not include the effect of unexercised stock options, warrants and the 2,000,000 Common Stock warrants issued in the Company's initial public offering, representing a combined total of 3,578,062 potential shares of Common Stock, since certain instruments' exercise price exceeds the Company's market price the overall effect would be anti-dilutive given the Company's loss position.

The following table sets forth the computation of basic and diluted earnings per share:

                                                      FOR THE THIRTEEN WEEKS ENDED               FOR THE TWENTY-SIX WEEKS ENDED
                                                   -----------------------------------         -----------------------------------
                                                   JULY 31, 2002        AUGUST 1, 2001         JULY 31, 2002        AUGUST 1, 2001
                                                   -------------        --------------         -------------        --------------
                                                    (unaudited)            (unadited)            (unaudited)          (unaudited)
Net loss before extraordinary item                  $  (479,735)          $  (299,555)          $  (707,168)          $  (546,140)

Series A Convertible Preferred Stock                    (50,000)              (75,000)             (125,000)             (150,000)
dividends
                                                    -----------           -----------           -----------           ------------
Net loss before extraordinary item
    applicable to common stockholders               $  (529,735)          $  (374,555)          $  (832,168)          $  (696,140)
                                                    ===========           ===========           ===========           ===========
Basic and diluted loss before
    extraordinary item per common share
    applicable to common stockholders               $     (0.09)          $     (0.07)          $     (0.15)          $     (0.14)
                                                    ===========           ===========           ===========           ===========



Net loss                                            $  (611,028)          $  (299,555)          $  (838,461)          $  (546,140)

Series A Convertible Preferred Stock                    (50,000)              (75,000)             (125,000)             (150,000)
dividends
                                                    -----------           -----------           -----------           -----------
Net loss applicable to common stockholders          $  (661,028)          $  (374,555)          $  (963,461)          $  (696,140)
                                                    ===========           ===========           ===========           ===========
Basic and diluted loss per common share
    applicable to common stockholders               $     (0.11)          $     (0.07)          $     (0.17)          $     (0.14)
                                                    ===========           ===========           ===========           ===========

Weighted average outstanding  common
    shares                                            6,067,554             5,000,000             5,533,777             5,000,000
                                                    ===========           ===========           ===========           ===========

NOTE 6-COMMON STOCK, PREFERRED STOCK AND COMMON STOCK WARRANTS

Contribution of Shares.

      On June 27, 2002, the effective date of the Company's initial public offering, Eugene O'Donovan and Susan O'Donovan, the Company's President and Chief Executive Officer and Executive Vice President, respectively, contributed an aggregate of 582,011 shares of Common Stock owned by them to the Company's capital. Mr. and Mrs. O'Donovan made this capital contribution without receiving any payment for their shares in response to a request by the Company's underwriter in its initial public offering to limit the number of shares of the Company's Common Stock outstanding on a fully diluted basis.

Issue of Common Stock and Redeemable Common Stock Purchase Warrants in connection with the Company's Initial Public Offering.

      The Company's initial public offering was declared effective on June 27, 2002 and closed on July 3, 2002. In connection with the initial public offering, the Company issued 2,269,950 shares of Common Stock and 2,269,950 redeemable Common Stock Purchase Warrants. This included the exercise by the Company's underwriter of 269,950 shares of Common Stock and 269,950 Common Stock Purchase Warrants to cover over-allotments. The initial public offering price per share of Common Stock was $5.00 and the Redeemable Common Stock Purchase Warrants were offered at $.05 per purchase warrant.

      Each Common Stock Purchase Warrant entitles the purchaser to purchase one share of the Company's Common Stock for $7.58 beginning June 27, 2002 and ending June 27, 2007. The Company may redeem the Common Stock Purchase Warrants, with the Company's underwriter's prior consent, at any time after they become exercisable, for $.01 per purchase warrant, on not less than 30 day's prior written notice if the last sale price of the Company's Common Stock has been at least $15.16 for the 20 consecutive trading days ending on the third day prior to the date on which notice was given.

Conversion of Series A Convertible Redeemable Preferred Stock.

      Through July 2, 2002, the Company was authorized to issue 1,000,000 shares of $.001 par value preferred stock. There were 312,500 shares issued and outstanding for a total consideration of $2,500,000 through July 2, 2002. On July 3, 2002, the Company converted all 312,500 outstanding shares of its outstanding Series A Convertible Redeemable Preferred Stock into 489,696 shares of Common Stock pursuant to the terms of the Series A Convertible Redeemable Preferred Stock.

      Subject to the provisions of the Company's Certificate of Incorporation and to the limitations prescribed by law, the Company's Board of Directors has the authority, without further action by stockholders, to issue up to 687,500 shares of authorized but unissued preferred stock in one or more series. The blank check preferred stock allows the Company's Board of Directors the power and authority to fix the rights, designations, preferences, privileges, qualifications and restrictions of the preferred stock, including dividend rights, conversion rights, voting rights, terms of redemption, liquidation preferences and sinking fund terms, any or all which may be greater than the rights of the Company's common stock. The Company has no present plans to issue any additional shares of preferred stock and has agreed not to issue any shares of preferred stock for one year after June 27, 2002 without the prior written consent of the Company's initial public offering underwriter. The issuance by the Company of shares of preferred stock may discourage or delay bids for the Company's Common Stock or may otherwise affect the market price of the Company's Common Stock.

Conversion of Subordinated Convertible Debentures.

      In fiscal 2001, the Company issued $4,538,500 in principal face value of five-year Subordinated Convertible Debentures bearing interest at an average rate of 8.5%. Financing costs, including 98,062 warrants for the purchase of Common Stock at $7.50 per share, were issued to the selling agent that assisted the Company in privately placing the Subordinated Convertible Debenture. Commissions and legal fees incurred in connection with such private placement amounted to $648,662 and were amortized over five years using the effective interest rate method. On June 27, 2002, the effective date of the Company's initial public offering, all of the Company's outstanding Subordinated Convertible Debentures were converted into 907,700 shares of the Company's Common Stock. Accrued interest totaling $156,277 was paid prior to such conversion.

NOTE 7-EXTRAORDINARY ITEM

      On July 3, 2002 Cephas Capital Partners, L.P. was issued 15,000 shares of the Company's Common Stock and was paid $20,000 in conjunction with the modification of a Convertible Promissory Note made by the Company. Such modification lowered the annual interest rate from 12% to 8%. The effect of this modification was a one time nonrecurring charge of $215,293. This charge included the $20,000 payment, $75,000 for the fair market value of 15,000 shares of common stock at $5.00 per share and the write-off of $120,293 of unamortized financing costs associated with the initial issuance of the Convertible Promissory Note.

NOTE 8-CONSULTING AGREEMENTS

      In connection with the Company's initial public offering, the Company's underwriter was engaged as its financial consultant for a period of two years beginning June 27, 2002. The consulting agreement requires an annual fee of $50,000, of which payment for the first year was paid at the closing of the Company's initial public offering. Additionally, if within five years from June 27, 2002, the Company completes a merger, acquisition, joint venture or other transaction with a party that such underwriter introduces to the Company, such underwriter will receive a finder's fee equal to 5% of the consideration paid in connection with such transaction.

      In connection with its initial public offering, the Company also hired an investor relations firm. The terms of the agreement between the Company and such firm is for 18 months and calls for monthly payments of $4,000 beginning July 2002. The agreement, unless terminated in writing, automatically renews for an additional twelve months. The agreement also includes the payment to such firm of 7,500 shares of restricted stock and an additional 7,500 shares will be deemed issued but subject to vesting in equal monthly increments over the 12-month period beginning in month six of the agreement. In addition, the consultant received 50,000 warrants to purchase shares of the Company's Common Stock at a price of $10.00 per share and 50,000 warrants to purchase shares of the Company's Common Stock at a price of $15.00 per share. In the event the agreement is terminated in the first six months, the consultant will retain 50% of the warrants (25,000 shares at the $10.00 exercise price and 25,000 shares at the $15.00 exercise price) with the remaining warrants reverting back to the Company. If the agreement is terminated in months six through eighteen, the consultant will receive a pro rata warrant portion of such warrants, based on the number of months the agreement was in effect commencing in month six of the 18 month period. The agreement may be terminated at any time upon 30 business days' notice after the first three-month anniversary of the date of the agreement. In the event that the agreement is terminated by either party prior to the end of the 18-month term, the consultant shall be entitled to reimbursement of its reasonable out-pocket expenses. As a result of the non-forfeitable component of the Common Stock and warrant in this agreement, the Company incurred a non-cash expense of $109,370 during the 13 weeks ending July 31, 2002.

NOTE 9-RECENT ACCOUNTING PRONOUNCEMENTS

      In October 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No.144, "Accounting for the Impairment or Disposal of Long-Lived Assets" which supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" and the accounting and reporting provisions of APAB No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" for the disposal of a segment of a business. SFAS No. 144 retains many of the provisions of SFAS No. 121, but addresses certain implementation issues associated with that Statement. The Company adopted SFAS No. 144 on January 31, 2002 and the adoption did not have a material impact on the Company's financial condition or its results of operations.

      In April 2002, FASB issued SFAS No. 145, "Rescission of FASB Statement No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections". The Company adopted the provisions of SFAS No. 145 in its quarter-ended July 31, 2002. There was no impact on the Company's financial statements as a result of the adoption of SFAS No. 145.

      In June 2002, FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" which nullifies Emerging Issues Task Force Issue No. 94-3. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. The Company will adopt the provisions of SFAS No. 146 on January 1, 2003. The Company believes the impact of the adoption of the provisions of SFAS No. 146 will not have a material impact on the Company's financial statements.

NOTE 10-COMMITMENTS AND CONTINGENT LIABILITIES

      The Company is obligated under noncancelable operating leases for its administrative offices, bread stores and mall kiosks. Generally, the Company is required to pay a proportionate share of real estate taxes, insurance, common area and other operating costs. Some bread store leases provide for contingent rental (i.e., percentage rent) payments based on sales in excess of specified amounts. Generally, the Company's leases have initial terms of ten years and contain provisions for renewal options of five to twenty-five years.

      The Company is subject to legal proceedings and claims which arise in the normal course of business. In the opinion of management, the ultimate liabilities with respect to these potential actions will not have a material adverse effect on the Company's financial condition, results of operations or cash flows.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following discussion of our financial condition and our results of operations should be read together with the Company's financial statements and the accompanying notes. This discussion contains statements about future events and expectations, including anticipated store and market openings, planned capital expenditures and trends in or expectations regarding the Company's operations and financing abilities, that constitute "forward-looking" statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on management's beliefs, assumptions, and expectations of our future economic performance, taking into account the information currently available to management. These statements are not statements of historical fact. Forward-looking statements involve risks and uncertainties that may cause our actual results, performance or financial condition to differ materially from the expectations of future results, performance of financial condition we express or imply in any forward-looking statements. Factors that could contribute to these differences include, but are not limited to: the Company's ability to continue and manage growth; delays in store openings; the quality of future franchise store operations, if any; the price and availability of raw materials and ingredients needed to produce breads and other baked goods; changes in customer preferences and perceptions; risks associated with competition; risks associated with fluctuations in operating and quarterly results; compliance with government regulations; and other factors discussed in Montana Mills periodic reports and other information statements filed with the Securities and Exchange Commission. The words "believe", "may", "will", "should", "anticipate", "estimate", "expect", "intend", "objective", "seek", "strive", or similar words, or the negative of these words, identify forward-looking statements entirely by these cautionary factors.

OVERVIEW

      Montana Mills was founded in June 1996 and reincorporated as a Delaware corporation in 1998. Eugene O'Donovan, our president and chief executive officer, and Susan O'Donovan, our executive vice president, designed our unique village bread store concept that recreates a community-focused, nostalgic, special bakery experience for customers. Through our subsidiaries, we offer high quality, fresh boutique-style bread and other baked goods prepared in small batches in an open-view baking format using fresh ingredients including freshly ground wheat and dough made from scratch. All aspects of our baking process are conducted in full view of customers to emphasize the homemade aspect of our bread and other baked goods. We also sell our fresh bread and other products at satellite cafes, which are small stores with up to 45 seats where customers can enjoy fresh bakery products supplied by one of our nearby village bread stores.

      Our locations are decorated with and contain natural colors and hues, maple counters and tables and educational, in-store displays to further highlight our image of freshness and quality. Customers generally are greeted by an employee and offered a free, fresh slice the "size of Montana" of one of any breads available that day. In addition to bread, we also bake muffins, scones, cookies, granola and other baked goods. We also offer sandwiches under the "Breader" name and sell coffee beverages under the Java Joe's brand name. As of September 16, 2002, we operated 30 permanent locations, including 20 village bread stores and ten satellite cafes.

      The Company's initial public offering was declared effective on June 27, 2002 and closed on July 3, 2002. In connection with the initial public offering, the company issued 2,269,950 shares of common stock and 2,269,950 purchase warrants. This included the exercise by our underwriter of an over-allotment option for 269,950 shares of common stock and 269,950 purchase warrants. The offering price per share of common stock was $5.00 and the purchase warrants were priced at $.05 per purchase warrant.

      Each purchase warrant entitles the holder to purchase one share of our common stock for $7.58 during the period beginning 90 days after the date of the prospectus, June 27, 2002 and ending on the fifth anniversary after the date of the prospectus, June 27, 2007. We may redeem the purchase warrants, with our underwriter's prior consent, at any time after they become exercisable, for $.01 per purchase warrant, on not less that 30 day's prior written notice if the last sale price of our common stock has been at least $15.16 for the 20 consecutive trading days ending on the third day prior to the date on which notice was given.

GROWTH STRATEGY

      Our business strategy is to build a widely recognized and respected brand name by further penetrating new and existing markets, continuously improving the experience of our customers, continuing to develop our off-premises sales to other retailers, further developing our catalog and internet sales, entering the franchising market, and examining strategic acquisitions.

      FURTHER PENETRATE NEW AND EXISTING MARKETS. Opening additional stores in existing and new markets is the cornerstone of our effort to build a widely recognized brand name. Since our inception, we have expanded upon our village bread store locations to include satellite cafes, kiosks, the Java Joe's coffee concept and a wide array of products, including baked goods and Breader sandwiches.

      - Build out of existing markets. We believe that clustering new locations in existing markets will increase recognition of the Montana Mills brand name and create a strong platform for a broad regional expansion program. We intend to open new locations in core markets that are geographically convenient to our Rochester, New York headquarters. We believe that this strategy will assist us in strengthening our brand name in our core markets.

      - Penetrate new markets. Building on the strength of the Montana Mills brand name in our core markets, we have identified a number of cities throughout upstate New York, Pennsylvania, Ohio and Connecticut to open new stores. We have conducted demographic surveys of these locations and have determined that their populations fit our profile for store development. In addition, we believe that these markets have not captured the attention of larger, national bakery chains. We believe that we can establish the Montana Mills brand name and develop a loyal customer base in these areas, thereby creating significant barriers to entry for competitors in these markets.

      CONTINUOUSLY IMPROVE THE EXPERIENCE OF OUR CUSTOMERS. In each of our stores, we seek to provide value to our customers by continually expanding our product offerings and further improving our prompt, courteous service and pleasant customer-service oriented atmosphere.

      - Expansion of product offerings. We continually create new products, illustrated by our expansion from approximately 15 types of bread in 1996 to more than 80 types of bread and a wide array of baked goods, coffee beverages and related products. We intend to continue to maintain and improve our product offerings through customer surveys and independent research designed to assess consumer demands and preferences.

      - Continuously improve customer service. We believe that superior customer service is critical to achieving customer satisfaction and operating success. We utilize comprehensive management training programs to ensure that our employees provide customers with an enjoyable experience during every store visit. An integral part of this experience is our policy to greet each customer with a free slice of bread the "size of Montana."

      OFF-PREMISES SALES TO OTHER RETAILERS AND CAFES. We recently commenced selling our products off-premises through grocery stores and other retailers where fresh bread and other baked goods are delivered daily from our bread stores. These products are displayed on bread racks supplied by us generally using our branded point of sale signage. The Company currently sells off-premises from four store locations and expects to sell off-premises from substantially all of its current bread stores within the next twelve months. It is also anticipated that off-premises sales will be an important element of future stores both owned by us and franchised.

      FURTHER DEVELOP OUR CATALOG AND INTERNET PROGRAMS. Our mail order catalog and internet businesses represented approximately $648,000, or 6.0%, of our total sales in our fiscal year ended January 30, 2002. We believe that opportunities exist to grow our catalog and internet businesses substantially, thereby generating additional revenue as well as expanding awareness of the Montana Mills brand name. We believe that we can also utilize our catalog to direct customers to our website, which achieved approximately 5,500,000 page views during our fiscal year ended January 30, 2002. Our website was awarded honors by The Rochester Business Journal in 2001 for the best home page and best overall website in the small business category for Rochester-based companies. On our website, customers may place online orders and view our product offerings. Additionally, we intend to explore opportunities to further capitalize on the corporate gift segment of mail order catalogs, which we believe can generate significant revenues. Currently, corporate gifts do not represent a significant component of our catalog or internet business.

      FRANCHISING. We intend to diversify our customer base and expand our operations into new geographic areas by franchising our stores. Our franchise strategy will be to grant franchisees the exclusive right and license to operate Montana Mills stores within a defined territory.

      We intend to provide franchisees with stringent guidelines and specifications for the operation of stores, initial training, and the use of our name, service marks and proprietary marks. We will also assist franchisees with identifying site locations and provide franchisees with advice on advertising and other promotional techniques. Our franchisees will be required to buy supplies from us or from alternative suppliers that we have pre-approved. Additionally, our franchisees will be required to purchase promotional materials, catalogs and various other products from us.

      We intend for our franchisees to bear the complete financial responsibility for opening and operating franchised stores, including purchasing insurance, hiring employees, entering into lease agreements and purchasing or leasing equipment. In exchange for our services and the rights granted by franchise agreements, franchisees will pay various fees to us.

      We also intend for our franchisees to indemnify us and hold us harmless from any liability, claim or judgment arising from their franchised business. We will be able to terminate any franchise agreement upon the occurrence of events of default, which will include a franchisee's failure to pay monies owed to us, failure to maintain licenses, a franchisee's misuse of our service or proprietary marks or a franchisee's insolvency. We have not entered into any franchise agreements as of the date of this Report.

      We recently registered our Uniform Franchise Offering Circular with the New York State Department of Law. The registration allows us to immediately offer franchises for sale in 22 states which require no specific filing (including Ohio and Pennsylvania where we have existing stores). We expect to offer franchises for sale nationwide within approximately 60 days.

      EXPLORE ACQUISITIONS. Due to the fragmented nature of the industry in which we compete, we believe a significant opportunity exists for consolidation. We intend to continuously examine potential acquisition opportunities as they arise and will consider the acquisition of existing companies where we believe the potential exists for achieving economies of scale, increasing the recognition of the Montana Mills brand name or where completing an acquisition will otherwise benefit our growth strategy or results of operations.

CRITICAL ACCOUNTING POLICIES

      An understanding of our accounting policies is necessary for a complete analysis of our results, financial position, liquidity and trends. We focus your attention on the following:

      ASSET IMPAIRMENT. All long-lived assets are evaluated for impairment on the basis of undiscounted cash flows whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impaired asset is written down to its estimated fair market value based on the best information available. Estimated fair market value is generally measured by discounting estimated future cash flows. Considerable management judgment is necessary to estimate discounted future cash flows. Assumptions used in these cash flows are consistent with internal forecasts.

      INCOME TAXES. Our effective tax rate and the tax bases of our assets and liabilities reflect our best estimate of the ultimate outcome of tax audits. Valuation allowances are established where expected future taxable income does not support the realization of the deferred tax assets. Considerable management judgment is also necessary in estimating future taxable income. Assumptions used in these estimates are consistent with internal forecasts.

RESULTS OF OPERATIONS

      The following historical financial data, discussion and analysis should be read in conjunction with the consolidated financial statements and notes included herein.

                                                          FOR THE THIRTEEN WEEKS ENDED           FOR THE TWENTY-SIX WEEKS ENDED
                                                         -------------------------------         -------------------------------
                                                          JULY 31,            AUGUST 1,           JULY 31,            AUGUST 1,
                                                            2002                2001                2002                2001
                                                         -----------         -----------         -----------         -----------
Sales                                                    $ 2,778,034         $ 2,088,302         $ 5,850,722         $ 4,089,222
Cost of goods sold (exclusive of depreciation and
    amortization)                                          1,507,040           1,039,419           3,137,154           2,030,663
                                                         -----------         -----------         -----------         -----------
Gross profit                                               1,270,994           1,048,883           2,713,568           2,058,559
Selling, general and administrative expenses               1,621,844           1,084,552           3,017,066           2,115,657
Pre-opening and grand-opening expenses                       153,101             205,872             230,681             372,862
Depreciation and amortization                                159,610             107,146             319,220             205,165
                                                         -----------         -----------         -----------         -----------
Loss from operations                                        (663,561)           (348,687)           (853,399)           (635,125)
Interest income                                               11,762              46,903              16,736             119,864
Financing costs                                             (134,651)           (190,271)           (324,645)           (380,629)
                                                         -----------         -----------         -----------         -----------
Loss before income taxes and extraordinary item             (786,450)           (492,055)         (1,161,308)           (895,890)
Benefit from income taxes                                   (306,715)           (192,500)           (454,140)           (349,750)
                                                         -----------         -----------         -----------         -----------
Loss before extraordinary item                              (479,735)           (299,555)           (707,168)           (546,140)
Extraordinary item-loss on early
    extinguishment of debt (net of income tax
    benefit of $84,000)                                      131,293                 -0-             131,293                 -0-
                                                         -----------         -----------         -----------         -----------
Net loss                                                 $  (611,028)        $  (299,555)        $  (838,461)        $  (546,140)
                                                         ===========         ===========         ===========         ===========


Net loss before extraordinary item applicable to
    common stockholders                                  $  (529,735)        $  (374,555)        $  (832,168)        $  (696,140)
                                                         ===========         ===========         ===========         ===========

Basic and diluted loss before extraordinary
    item per common share applicable to
    common stockholders                                  $     (0.09)        $     (0.07)        $     (0.15)        $     (0.14)
                                                         ===========         ===========         ===========         ===========



Net loss applicable to common stockholders               $  (611,028)        $  (374,555)        $  (963,461)        $  (696,140)
                                                         ===========         ===========         ===========         ===========

Basic and diluted loss per common share
    applicable to common stockholders                    $     (0.11)        $     (0.07)        $     (0.17)        $     (0.14)
                                                         ===========         ===========         ===========         ===========

SALES.

      Sales for the thirteen-weeks ended July 31, 2002 increased 33% to $2,778,034 compared to $2,088,302 for the thirteen-weeks ended August 1, 2001. For the twenty-six weeks ended July 31, 2002 total sales increased 43% to $5,850,722 compared to $4,089,222 for the twenty-six weeks ended August 1, 2001. The increase in sales is primarily due to approximately $600,000 of additional sales from the six new stores opened during the thirteen weeks ended July

31, 2002 and approximately $2,121,000 of additional sales from eleven new stores opened during the twenty-six weeks ended July 31, 2002 compared to the corresponding periods for the previous year. These increases were offset by a 3% and 4% decline in comparable store sales during the thirteen weeks and twenty-six weeks, respectively, ended July 31, 2002 as a result of the cannibalization effect of new store additions in existing markets and general economic conditions. Comparable store sales from the two stores where the Company generated off-premises sales during the quarter ended July 31, 2002 increased an average of 24% over the previous year. The Company currently sells off-premises from four store locations and expects to sell off-premises from substantially all of its current bread stores within twelve months.

COST OF GOODS SOLD (EXCLUSIVE OF DEPRECIATION AND AMORTIZATION).

      Cost of goods sold (exclusive of depreciation and amortization) includes bakery and paper ingredients supplied by outside vendors, production labor, and occupancy costs. The cost of goods sold and occupancy costs increased to $1,507,040 or 54% of sales for the thirteen weeks ended July 31, 2002 as compared to $1,039,419 or 50% of sales for the thirteen weeks ended August 1, 2001. For the twenty six-weeks ended July 31, 2002, cost of goods sold and occupancy costs increased to $3,137,154 or 54% of sales from $2,030,663 or 50% of sales for the twenty six-weeks ended August 1, 2002. The cost of goods sold and occupancy costs for the thirteen weeks and twenty-six weeks ended July 31, 2002 increased primarily as a result of increased labor costs in existing and new markets and increased product costs related to new product offerings including coffee and sandwiches which have a lower margin than our historical bakery products.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES.

      Selling, general and administrative expenses were $1,621,844 or 58% of sales for the thirteen weeks ended July 31, 2002 compared to $1,084,552 or 52% of sales for the thirteen weeks ended August 1, 2001. Selling, general and administrative expenses were $3,017,066 or 52% of sales for the twenty-six weeks ended July 31, 2002 compared to $2,115,657 or 52% of sales for the thirteen weeks ended August 1, 2001. Store selling expenses were $367,240 or 13% of sales for the thirteen weeks ended July 31, 2002 compared to $244,821 or 12% for the thirteen weeks ended August 1, 2002. Store selling expenses were $727,352 or 12% of sales for the twenty-six weeks ended July 31, 2002 compared to $503,407 of sales or 12% for the twenty-six weeks ended August 1, 2001.

      Corporate general and administrative expenses for the thirteen weeks ended July 31, 2002 included approximately $74,000 in one-time expenses related to the start up of the Company's franchise operations ("Franchise Expenses") and $113,000 (of which $109,000 is a non-cash item) for a public relations consultant ("Public Relations Expenses") hired by the Company subsequent to our Initial Public Offering.

      Excluding Franchise Expenses and Public Relations Expenses corporate general and administrative expenses were $429,554 (15% of sales) and $816,839 (14% of sales) compared to $410,768 (20% of sales) and $785,719 (19% of sales) for the thirteen and twenty six weeks ended July 31, 2002, respectively, compared to the corresponding periods in the previous year. The decreases in corporate expenses resulted primarily from efficiencies in our corporate infrastructure and an increasing sales base.

PRE-OPENING AND GRAND-OPENING EXPENSES.

      Pre-opening and grand-opening expenses were $153,101 or 6% of sales for the thirteen weeks ended July 31, 2002 compared to $205,872 or 10% of sales for the thirteen weeks ended August 1, 2001. Pre-opening and grand-opening expenses were $230,681 or 4% of sales for the twenty-six weeks ended July 31, 2002 compared to $372,862 or 9% of sales for the twenty-six weeks ended August 1, 2001. Pre-opening and grand-opening expenses decreased as a percentage of sales for the thirteen and twenty-six weeks ended July 31, 2002 compared to the corresponding periods in the previous year primarily as a result of the reduction in administrative and training personnel expenditures to support the addition of new stores.

DEPRECIATION AND AMORTIZATION.

      Depreciation and amortization was $159,610 or 6% of sales for the thirteen weeks ended July 31, 2002 compared to $107,146 or 5% of sales for the thirteen weeks ended August 1, 2001. For the twenty-six weeks ended July 31, 2002, depreciation and amortization was $319,220 or 5% of sales compared to $205,165 or 5% of sales for the twenty-six weeks ended August 1, 2001. Depreciation and amortization as a percentage of sales has remained consistent.

FINANCING COSTS, NET OF INTEREST INCOME.

      Interest payments were $112,996 for the thirteen weeks ended July 31, 2002 compared to $157,788 for the thirteen weeks ended August 1, 2001. Interest payments were $270,507 for the twenty-six weeks ended July 31, 2002 compared to $315,663 for the twenty-six weeks ended August 1, 2001. Interest payments decreased for the thirteen and twenty six weeks ended July 31, 2002 compared to the corresponding periods for the previous year. This decrease resulted from the Company's conversion of $4,538,500 of subordinated convertible debentures into common stock at the time of the Company's initial public offering which was declared effective on June 27, 2002. The Company expects that significant interest expense savings will positively impact future earnings and cash flow.

      Amortization of bond issue costs decreased to $21,655 for the thirteen weeks ended July 31, 2002 compared to $32,483 for the thirteen weeks ended August 1, 2001. Amortization of bond issue costs decreased to $54,139 for the twenty-six weeks ended July 31, 2002 compared to $64,966 for the twenty-six weeks ended August 1, 2001. These decreases resulted from the Company's conversion of $4,538,500 of subordinated convertible debentures to common stock at the time of the Company's initial public offering which was declared effective on June 27.

      Interest income decreased to $11,744 for the thirteen weeks ended July 31, 2002 compared to $46,917 for the thirteen weeks ended August 1, 2001. Interest income decreased to $16,718 for the twenty-six weeks ended July 31, 2002 compared to $119,160 for the twenty-six weeks ended August 1, 2001. These decreases resulted from a decline in interest rates earned on investments and reduced average cash and cash equivalent balances. In the short term and until significant public offering proceeds are utilized, the Company expects some modest increases in interest income as a result of the significant cash infusion from its initial public offering in July 2002.

BENEFIT FROM INCOME TAXES.

      The benefit from income taxes increased to $306,715 for the thirteen weeks ended July 31, 2002 from $192,500 for the thirteen weeks ended August 1, 2001. For the twenty-six weeks ended July 31, 2002, the benefit from income taxes increased to $454,140 from $349,750 for the twenty-six weeks ended August 1, 2001. The tax provision for the thirteen weeks ended July 31, 2002 and August 1, 2001, and the twenty-six weeks ended July 31, 2002 and August 1, 2001, reflects a combined federal, state, and local effective tax rate of 39%.

EXTRAORDINARY ITEM - LOSS ON EARLY EXTINGUISHMENTS OF DEBT.

      On July 3, 2002 Cephas Capital Partners, L.P. was issued 15,000 shares of the Company's Common Stock and was paid $20,000 in conjunction with the modification of a Convertible Promissory Note made by the Company. Such modification lowered the annual interest rate from 12% to 8%. The effect of this modification was a one time nonrecurring charge of $215,293. This charge included the $20,000 payment, $75,000 for the fair market value of 15,000 shares of common stock at $5.00 per share and the write-off of $120,293 of unamortized financing costs associated with the initial issuance of the Convertible Promissory Note.

LIQUIDITY AND CAPITAL RESOURCES

Cash used in operating activities for the twenty - six weeks ended July 31, 2002, was $634,121 compared to $1,040,585 for the twenty-six weeks ended August 1, 2001. The decrease in cash outflows was primarily a result of the increase in net loss, changes in depreciation and amortization, the non-cash portion of public relations expenses and changes in working capital.

Cash used in investing activities for the twenty-six weeks ended July 31, 2002 increased to $7,408,276 compared to $3,181,467 for the twenty-six weeks ended August 1, 2001. Primarily as a result of decreased purchases of property and equipment and increased short term investments of the proceeds of the Company's initial public offering completed in July 2002.

Cash provided by financing activities was $9,125,117 for the twenty-six weeks ended July 31, 2002 and consisted primarily of the net proceeds of the Company's initial public offering less $125,000 in dividend payments to preferred stockholders prior to the conversion of the preferred shares into common stock at the date of the Company's initial public offering.

The Company has working capital of approximately $9 million at July 31, 2002 consisting principally of cash and cash equivalents and short term investments invested in short term money market funds. The Company expects to open up to ten stores in the next twelve months at a projected cost of $2.6 million.

IMPACT OF INFLATION AND SEASONALITY

      We anticipate that our business will be affected by general trends that affect retailers. We do not believe that we have operated during a period of high inflation. Based on our experience, we expect to be able to pass on increased costs resulting from inflation to our customers. Our business could be affected by increased wheat prices, coffee prices, sugar prices, acquisitions of existing bakeries, weather, marketing programs, variations in the number of store openings and general economic conditions and diet trends. In the past, the Company has been able to recover inflationary costs and commodity price increases through increased menu prices. There have been and there may be in the future, delays in implementing such menu price increases, and competitive pressures may limit the Company's ability to recover such cost increases in their entirety. Historically, the effects of inflation on the Company's net income have not been materially adverse.

      A majority of the Company's employees are paid hourly rates related to federal and state minimum wage laws. Although the Company has and will continue to attempt to pass along any increased labor costs through food price increases, there can be no assurance that all such increased labor costs can be reflected in its prices or that increased prices will be absorbed by consumers without diminishing to some degree consumer spending at the bread stores. However, the Company has not experienced to date a significant reduction in gross profit margins as a result of changes in such laws, and management does not anticipate any related future significant reductions in gross profit margins.

TRANSACTIONS WITH RELATED PARTIES

      Transactions with related parties included the purchase of coffee and the leasing of three properties from entities owned by Eugene O'Donovan, the Company's President and Chief Executive Officer and its largest stockholder. The Company believes that these arrangements are consistent in all respects with other arrangements that could have been made with unaffiliated third parties. On July 3, 2002, the closing of the Company's initial public offering, the Company purchased Java Joe's Public Market Roastery, Inc. from Eugene O'Donovon for $30,000. The Company is now purchasing and roasting coffee for use in its bread stores.

CAPITAL RESOURCES, CONTRACTUAL OBLIGATIONS AND OTHER COMMERCIAL COMMITMENTS

OPERATING LEASES.

      The Company is obligated under noncancelable operating leases for its administrative offices, bread stores and mall kiosks. Generally, the Company is required to pay a proportionate share of real estate taxes, insurance, common area and other operating costs. Some bread store leases provide for contingent rental (i.e., percentage rent) payments based on sales in excess of specified amounts. Generally, theses leases have initial terms of ten years and contain provisions for renewal options of five to twenty five years. We anticipate utilizing operating leases as a financing tool for future locations.

CEPHAS CAPITAL PARTNERS CONVERTIBLE PROMISSORY NOTE.

      On July 3, 2002 a $2,000,000 Convertible Promissory Note was issued in favor of Cephas Capital Partners, L.P. This Convertible Promissory Note represented a modification of a previous $2,000,000 Convertible Promissory Note dated June 22, 2000, issued pursuant to a Note Purchase Agreement between the Company and Cephas Capital Partners, L.P. In connection with this modification, the Company paid $20,000 and issued 15,000 shares of common stock to Cephas Capital Partners, L.P. The Convertible Promissory Note is collateralized by all of the Company's assets. Cephas Capital Partners, L.P. has agreed to subordinate its security interest to a senior lender if we secure a senior finance facility. The Company is required to make monthly payments of interest on the note through June 2005, at which time the Company will be required to make amortized payments of principal and interest through June 2007. The Convertible Promissory Note is convertible, at Cephas Capital Partner, L.P.'s option, into shares of the Company's Common Stock at $5.00 per share. Cephas Capital Partners, L.P. has signed a lock-up agreement which prohibits it from transferring any of our securities for a period of thirteen months following June 27, 2002. The Company may prepay the Note at any time upon the payment by us of up to a 3% prepayment premium.

OFF BALANCE SHEET ARRANGEMENTS.

      The Company does not have any off balance sheet debt nor does it have any transactions, arrangements, or relationships with any "special purpose" entities.

RECENT ACCOUNTING PRONOUNCEMENTS

      In October 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or

Disposal of Long-Lived Assets" which supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" and the accounting and reporting provisions of APAB No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" for the disposal of a segment of a business. SFAS No. 144 retains many of the provisions of SFAS No. 121, but addresses certain implementation issues associated with that Statement. The Company adopted SFAS No. 144 on January 31, 2002 and the adoption did not have a material impact on the Company's financial condition or its results of operations.

      In April 2002, FASB issued SFAS No. 145, "Rescission of FASB Statement No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections". The Company adopted the provisions of SFAS No. 145 in its quarter ended July 31, 2002. There was no impact on the Company's financial statements as a result of the adoption of SFAS No. 145.

      In June 2002, FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" which nullifies Emerging Issues Task Force
(EITF) Issue No. 94-3. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. The Company will adopt the provisions of SFAS No. 146 on January 1, 2003. The Company believes the impact of the adoption of the provisions of SFAS No. 146 will not have a material impact on the Company`s financial statements.

ITEM 3. CONTROLS AND PROCEDURES

(a) EXPLANATION OF DISCLOSURE CONTROLS AND PROCEDURES. The Company's principal executive and principal financial officer after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)) as of a date within 90 days of the filing date of the quarterly report (the "Evaluation Date") has concluded that as of the Evaluation Date, the Company's disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to him by others within those entities, particularly during the period in which this quarterly report was being prepared.

(b) CHANGES IN INTERNAL CONTROLS. There were no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's disclosure controls and procedures subsequent to the Evaluation Date, nor any significant deficiencies or material weaknesses in such disclosure controls and procedures requiring corrective actions. As a result, no corrective actions were taken.

                           PART II. OTHER INFORMATION


ITEM 1. LEGAL PROCEDINGS

      None.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

      The Company's Registration Statement on Form SB-2 filed under the Securities Act of 1933 (Commission File No. 333-86956), relating to the Company's initial public offering, was declared effective by the Securities and Exchange Commission on June 27, 2002. The following securities were registered by the Company pursuant to such Registration Statement: (i) 5,000,000 shares of Common Stock; and (ii) 2,500,000 Redeemable Common Stock Purchase Warrants ("Warrants"). The Warrants are convertible into shares of the Company's Common Stock upon payment of additional consideration by the holders of such Warrants. Such registered shares of Common Stock and Warrants included: (i) 2,300,000 shares of Common Stock and 2,300,000 Warrants registered in connection with the Company's initial public offering; (ii) 200,000 shares of Common Stock and 200,000 Warrants underlying a Purchase Option granted to Kirlin Securities, Inc., the Company's underwriter, in connection with such initial public offering (the "Purchase Option"); and (iii) 2,500,000 shares of Common Stock underlying the Warrants registered in connection with the Company's initial public offering and the Warrants underlying the Purchase Option. The Company's initial public offering was made on a firm-commitment basis.

      The Registrant's initial public offering commenced on June 27, 2002 and has been completed. The Registrant sold 2,269,950 shares of Common Stock and 2,269,950 Warrants at an initial public offering price of $5.00 per share of Common Stock and $.05 per Warrant (representing 2,000,000 shares of Common Stock and 2,000,000 Warrants sold to Kirlin Securities, Inc. on July 3, 2002 and an additional 269,950 shares of Common Stock and 269,950 Warrants sold to Kirlin Securities, Inc. in connection with the exercise of its over-allotment option on July 31, 2002). The aggregate underwriting discount and underwriter's expenses paid by the Company in connection with its initial public offering amounted to $2,171,040. The Company also incurred other expenses aggregating approximately $819,000 in connection with such offering.

      The net proceeds from the Company's initial public offering, after deducting the underwriting discount and the offering expenses incurred by the Registrant, approximated $9,268,000. Uses of proceeds to date have been for working capital and general corporate purposes, which have amounted to an aggregate of $227,145. The remainder of the proceeds from the offering will be used for general corporate purposes, including working capital. Pending these uses, the remaining net proceeds have been invested in short-term interest bearing investment grade marketable securities.

      None of the net proceeds of the Registrant's initial public offering have been paid, directly or indirectly to any of the Registrant's directors or officers or any of their associates, or to any persons owing 10 percent or more of the Registrant's common stock, or to any of the Registrant's affiliates.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

      None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

ITEM 5. OTHER INFORMATION

      None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)   EXHIBITS

      See Index to Exhibits.

(b) REPORTS ON FORM 8-K. There have been no reports on Form 8-K filed during the fiscal quarter for which this report is filed.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                  MONTANA MILLS BREAD CO., INC.
                                  (REGISTRANT)


Date:  September 16, 2002         By:   /s/ Eugene O'Donovan
                                       -----------------------------------------
                                        Eugene O'Donovan, Chairman, President,
                                        Chief Executive Officer and Chief
                                        Financial and Administrative Officer

      CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER

I, Eugene O'Donovan, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Montana Mills Bread Co., Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: September 16, 2002                /s/ Eugene O'Donovan
                                        ----------------------------------------
                                        Eugene O'Donovan,
                                        President, Chief Executive Officer and
                                        Chief Financial and Administrative
                                        Officer

                                INDEX TO EXHIBITS


EXHIBIT
  NO.                                     DESCRIPTION
-------           --------------------------------------------------------------
  3.1             Certificate of Incorporation of the Registrant, including
                  Certificate of Designation, incorporated herein by reference to Exhibit 3.1 of the Registrant's Registration Statement on
                  Form SB-2 (Registration No. 333-86956).

  3.2 Amended and Restated By-Laws of the Registrant, incorporated herein by reference to Exhibit 3.2 of the Registrant's
                  Registration Statement on Form SB-2 (Registration No.
                  333-86956).

  4.1 Specimen Common Stock Certificate of the Registrant, incorporated herein by reference to Exhibit 4.1 of the Registrant's Registration Statement on Form SB-2 (Registration
                  No. 333-86956).

  4.2 Specimen Redeemable Common Stock Purchase Warrant Certificate, incorporated herein by reference to Exhibit 4.2 of the Registrant's Registration Statement on Form SB-2 (Registration
                  No. 333-86956).

  4.3 Form of Redeemable Common Stock purchase Warrant Agreement between the Registrant and Continental Stock Transfer & Trust
                  Company, incorporated herein by reference to Exhibit 4.3 of the Registrant's Registration Statement on Form SB-2
                  (Registration No. 333-86956).

  4.4 Form of Purchase Option issued to Kirlin Securities, Inc., incorporated herein by reference to Exhibit 4.4 of the Registrant's Registration Statement on Form SB-2 (Registration
                  No. 333-86956).

  99.1            Certification Pursuant to 18 U.S.C. Section 1350 as Adopted
                  Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by
                  Chief Executive Officer and Chief Financial Officer.