Form 10QSB
period 2002-10-30
MONTANA MILLS BREAD CO INC
filed 2002-12-17
CIK 1065506

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

         (Mark One)

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended October 30, 2002

         [ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE
                  ACT

             For the transition period from __________to __________

                        Commission file number 001-31367

                          MONTANA MILLS BREAD CO., INC.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

                 Delaware                                 16-1551461
------------------------------------------      --------------------------------
     (State or other jurisdiction of                   (I.R.S. Employer
     incorporation of organization)                  Identification Number)

                         2171 Monroe Avenue, Suite 205A
                            Rochester, New York 14618
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (585) 242-7540
--------------------------------------------------------------------------------
                           (Issuer's telephone number)

As of December 16, 2002, 8,107,835 shares of the Issuer's Common Stock, $.001 par value, was outstanding.

Transitional Small Business Disclosure Format (check one): Yes [ ]     No [X]

                          MONTANA MILLS BREAD CO., INC.

                                   FORM 10-QSB

                                      INDEX

                                                                                        Page
                                                                                        ----
PART I. FINANCIAL INFORMATION

   Item 1. FINANCIAL STATEMENTS (Unaudited)

           Consolidated Balance Sheets as of October 30, 2002 and January 30, 2002       3

           Consolidated Statements of Operations for the thirteen and thirty-nine
           weeks ended October 30, 2002 and October 31, 2001                             4

           Consolidated Statement of Stockholder's Equity (Deficit) for the
           thirty-nine weeks ended October 30, 2002                                      5

           Consolidated Statements of Cash Flows for the thirty-nine weeks ended
           October 30, 2002 and October 31, 2001                                         6

           Notes to Consolidated Financial Statements                                    7

   Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                OF OPERATIONS                                                           13

   Item 3. CONTROLS AND PROCEDURES                                                      23

PART II. OTHER INFORMATION

   Item 1. LEGAL PROCEEDINGS                                                            24

   Item 2. CHANGES IN SECURITIES AND USE OF PROCEEDS                                    24

   Item 3. DEFAULTS UPON SENIOR SECURITIES                                              24

   Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                          24

   Item 5. OTHER INFORMATION                                                            24

   Item 6. EXHIBITS AND REPORTS ON FORM 8-K                                             25

      Signatures and Required Certification                                             26

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                 MONTANA MILLS BREAD CO., INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                 OCTOBER 30, 2002     JANUARY 30, 2002
                                                                                 ----------------     ----------------
                                                                                    (UNAUDITED)
                                                        ASSETS

Current assets:
   Cash and cash equivalents                                                       $    272,881         $    248,243
   Short-term investments                                                             7,744,038              518,258
   Inventory                                                                            386,852              401,426
   Income tax receivable                                                                286,971              314,655
   Prepaid expenses and other current assets                                            578,240              426,255
   Deferred income taxes                                                                    -0-               53,000
                                                                                   ------------         ------------
     Total current assets                                                             9,268,982            1,961,837
Property and equipment, net                                                           6,606,090            6,621,146
Deferred income taxes                                                                         0              260,000
Deposits and other assets                                                               200,620              181,482
Unamortized bond issue costs                                                                -0-              447,405
                                                                                   ------------         ------------
     Total assets                                                                  $ 16,075,692         $  9,471,870
                                                                                   ============         ============

                                     LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Accounts payable                                                                 $  1,148,704         $    844,986
  Payroll and related expenses                                                          116,835              127,345
  Deferred revenue                                                                       30,376              101,191
  Other current liabilities                                                              28,323               64,648
  Current portion of long-term debt                                                      30,379               34,418
                                                                                   ------------         ------------
      Total current liabilities                                                       1,354,617            1,172,588
Subordinated Convertible Debentures                                                   2,000,000            6,538,500
Long-term debt, net of current portion                                                   21,227               44,185
Other long-term liabilities                                                              66,662               43,000
Deferred tax liability                                                                   43,406
                                                                                   ------------         ------------
      Total liabilities                                                               3,485,912            7,798,273
                                                                                   ------------         ------------
Commitments and contingencies

Series A Convertible Preferred Stock, ($.001 par value; 687,500 shares authorized, none issued and outstanding as of October 30, 2002; 1,000,000 shares authorized, 312,500 issued and outstanding as of
  January 30, 2002)                                                                         -0-            2,500,000
                                                                                   ------------         ------------
Common stockholders' equity (deficit):

  Common Stock, ($.001 par value; 14,417,989 shares authorized,
     8,107,835 issued and outstanding as of October 30,
        2002; 5,000,000 issued and outstanding as of January 30, 2002)                    8,108                5,000
  Additional paid-in capital                                                         16,047,783                  -0-
  Accumulated deficit                                                                (3,466,111)            (831,403)
                                                                                   ------------         ------------
      Total common stockholders' equity (deficit)                                    12,589,780             (826,403)
                                                                                   ------------         ------------
      Total liabilities and stockholders' equity                                   $ 16,075,692         $  9,471,870
                                                                                   ============         ============

  The accompanying condensed notes are an integral part of these consolidated financial statements.

                 MONTANA MILLS BREAD CO., INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                 FOR THE THIRTEEN WEEKS ENDED      FOR THE THIRTY-NINE WEEKS ENDED
                                                                 ----------------------------      -------------------------------
                                                                 OCTOBER 30,       OCTOBER 31,       OCTOBER 30,        OCTOBER 31,
                                                                    2002              2001              2002               2001
                                                                    ----              ----              ----               ----
Sales                                                           $ 2,798,283       $ 2,660,733         8,649,005         6,749,955
Cost of goods sold (exclusive of depreciation
        and amortization)                                         1,601,339         1,365,649         4,738,493         3,396,312
                                                                -----------       -----------       -----------       -----------
Gross profit                                                      1,196,944         1,295,084         3,910,512         3,353,643
Selling, general and administrative expenses                      1,639,904         1,231,345         4,656,970         3,347,002
Pre-opening and grand-opening expenses                              202,624           409,504           433,305           782,366
Depreciation and amortization                                       182,011           128,237           501,231           333,402
                                                                -----------       -----------       -----------       -----------
Loss from operations                                               (827,595)         (474,002)       (1,680,994)       (1,109,127)
Interest income                                                      38,224            25,941            54,960           145,805
Financing costs                                                     (40,750)         (190,180)         (365,395)         (570,809)
                                                                -----------       -----------       -----------       -----------
Loss before income taxes and extraordinary item                    (830,121)         (638,241)       (1,991,429)       (1,534,131)
Income tax expense (benefit)                                        891,126          (249,700)          436,986          (599,450)
                                                                -----------       -----------       -----------       -----------
Loss before extraordinary item                                   (1,721,247)         (388,541)       (2,428,415)         (934,681)
Extraordinary item-loss on early extinguishment
     of debt (net of income tax benefit of $84,000)                                                     131,293
                                                                -----------       -----------       -----------       -----------
Net loss                                                        $(1,721,247)      $  (388,541)      $(2,559,708)      $  (934,681)
                                                                ===========       ===========       ===========       ===========
Series A Preferred Stock Dividends                                      -0-           (75,000)         (125,000)         (225,000)

Net loss before extraordinary item applicable
        to common stockholders                                  $(1,721,247)      $  (463,541)      $(2,553,415)      $(1,159,681)
                                                                ===========       ===========       ===========       ===========
Basic and diluted loss before extraordinary item
        per common share applicable to common stockholders      $      (.21)      $      (.09)      $      (.40)      $      (.23)
                                                                ===========       ===========       ===========       ===========
Net loss applicable to common stockholders                      $(1,721,247)      $  (463,541)      $(2,684,708)      $(1,159,681)
                                                                ===========       ===========       ===========       ===========
Basic and diluted loss per common share applicable
        to common stockholders                                  $      (.21)      $      (.09)      $      (.42)      $      (.23)
                                                                ===========       ===========       ===========       ===========
Weighted average outstanding common shares                        8,107,835         5,000,000         6,391,796         5,000,000
                                                                ===========       ===========       ===========       ===========

  The accompanying condensed notes are an integral part of these consolidated financial statements.

                 MONTANA MILLS BREAD CO., INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                                   (UNAUDITED)

                                                                                        ADDITIONAL
                                                                    COMMON STOCK          PAID-IN       ACCUMULATED
                                                               SHARES        AMOUNT       CAPITAL         DEFICIT         TOTAL
                                                               ------        ------       -------         -------         -----
Balance at January 30, 2002                                   5,000,000     $5,000      $       -0-    $  (831,403)    $  (826,403)
Net loss for the thirteen weeks ended May 1, 2002                                                         (227,433)       (227,433)
Series A Convertible Preferred Stock dividends                                                             (75,000)        (75,000)
                                                              ---------     ------      -----------    -----------     -----------
Balance at May 1, 2002                                        5,000,000      5,000              -0-     (1,133,836)     (1,128,836)
Contribution and Retirement of Common Stock to
     capital by Eugene and Susan O'Donovan                    (582,011)       (582)             582                           -0-
Conversion of Subordinated Convertible
     Debentures to Common Stock                                 907,700        908        4,264,618                      4,265,526
Cephas Capital Partners, L.P. modification of debt               15,000         15           74,985                         75,000
Conversion of Series A Convertible Preferred
     Stock into Common Stock                                    489,696        489        2,499,511                      2,500,000
Net proceeds from issuance of Common Stock and Warrants       2,269,950      2,270        8,471,731                      8,474,001
Issuance of Underwriter Purchase Option                                                     794,451                        794,451
Issuance of Common Stock to consultant                            7,500          8           37,492                         37,500
Issuance of Warrants to Consultant                                                           71,870                         71,870
Net loss for the thirteen weeks ended July 31, 2002                                                       (611,028)       (611,028)
Series A Convertible Preferred Stock dividends                                              (50,000)                       (50,000)
                                                              ---------     ------      -----------    -----------     -----------
Balance at July 31, 2002                                      8,107,835      8,108       16,165,240     (1,744,864)     14,428,484
Net loss for the thirteen weeks ended October 30, 2002                                                  (1,721,247)     (1,721,247)
Additional costs of issuance of Common Stock and Warrants                                  (117,457)                      (117,457)
                                                              ---------     ------      -----------    -----------     -----------
Balance at October 30, 2002                                   8,107,835     $8,108      $16,047,783    $(3,466,111)    $12,589,780
                                                              =========     ======      ===========    ===========     ===========

  The accompanying condensed notes are an integral part of these consolidated financial statements.

                 MONTANA MILLS BREAD CO., INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                    FOR THE THIRTY-NINE WEEKS ENDED
                                                                    -------------------------------
                                                                   OCTOBER 30,           OCTOBER 31,
                                                                      2002                  2001
                                                                      ----                  ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                          $(2,559,708)         $ (934,681)
                                                                  -----------         -----------
Adjustments to reconcile net loss to net cash
        used in operating activities -
      Depreciation and amortization                                   501,231             333,402
      Amortization of bond issuance costs                              54,139              97,450
      Deferred income taxes                                           356,406            (482,700)
      Consulting agreement stock issuance                              37,500
      Consulting agreement warrant issuance                            71,870
      Extraordinary item                                              195,293
      (Increase) decrease in operating assets -
         Inventory                                                     14,574            (101,322)
         Income tax receivable                                         27,684              (1,019)
         Prepaid expenses and other current assets                   (151,985)           (560,204)
         Deposits and other assets                                    (19,138)           (116,920)
      (Decrease) increase in operating liabilities -
         Accounts payable                                             303,718             393,020
         Payroll and related expenses                                 (10,510)            (12,703)
         Other liabilities                                            (83,479)           (119,525)
                                                                  -----------         -----------
           Total adjustments                                        1,297,303            (570,521)
                                                                  -----------         -----------
           Net cash used in operating activities                   (1,262,405)         (1,505,202)
                                                                  -----------         -----------
CASH FLOWS FROM INVESTING ACTIVITIES:

      Purchase of short-term investments                           (8,048,348)         (2,010,559)
      Sale of short-term investments                                  822,566           1,200,000
      Purchase of property and equipment                             (486,175)         (3,168,659)
                                                                  -----------         -----------
           Net cash used in investing activities                   (7,711,957)         (3,979,318)
                                                                  -----------         -----------
CASH FLOWS FROM FINANCING ACTIVITIES:

      Gross proceeds from issuance of Common Stock and
         Redeemable Common Stock Purchase Warrants                 11,463,248
      Offering costs                                               (2,312,252)
      Series A Convertible Preferred Stock dividends                 (125,000)           (225,000)
      Repayment of debt                                               (26,996)            (26,536)
                                                                  -----------         -----------
           Net cash provided by (used in) financing activities      8,999,000            (251,536)
                                                                  -----------         -----------

Net increase (decrease) in cash and cash equivalents                   24,638          (5,736,056)
Cash and cash equivalents at beginning of period                      248,243           5,805,564
                                                                  -----------         -----------
Cash and cash equivalents at end of period                        $   272,881         $    69,508
                                                                  ===========         ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
           Interest                                               $   311,257         $   473,359
                                                                  ===========         ===========
           Income Taxes                                           $    14,352         $       250
                                                                  ===========         ===========
      Non-cash investing and financing activities
           Offering costs included in accounts payable            $   389,996
                                                                  ===========         ===========
           Issuance of underwriter's purchase option              $   794,451
                                                                  ===========         ===========
      Conversion of Series A Convertible Preferred Stock
           into Common Stock                                      $ 2,500,000
                                                                  ===========
      Conversion of Subordinated Convertible Debentures to
           Common Stock                                           $ 4,265,526
                                                                  ===========

  The accompanying condensed notes are an integral part of these consolidated financial statements.

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

NOTE 2-GRAND OPENING AND PRE-OPENING EXPENSES

         The Company accounts for pre-opening, grand-opening, and franchise operation start up expenses representing, payroll, training, advertising, and consulting costs in accordance with Statement of Position ("SOP") No 98-5, "Reporting the Costs of Start-up Activities," which requires that pre-opening and grand-opening costs be expensed as incurred.

NOTE 3-INCOME TAXES

         The Company recorded a $1,180,406 charge to establish a valuation allowance for its net deferred tax asset in October 2002. The valuation allowance was calculated in accordance with the provisions of FAS 109 which places primary importance on the Company's most recent operating results when assessing the need for a valuation allowance. Although management believes the Company's results for the recent operating periods were heavily affected by deliberate and planned investments in its growth strategy, the Company's cumulative loss, including the net loss reported in the quarter ended October 30, 2002, represented negative evidence sufficient to require a full valuation allowance under FAS 109. The Company intends to maintain a full valuation allowance for its net deferred tax asset until such time it is determined that its deferred tax assets are realizable, and that a valuation allowance is no longer necessary.

NOTE 4-ADOPTION OF SFAS 142

         Effective January 31, 2002, the Company adopted Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets" which establishes new accounting and reporting standards that require ratable amortization of goodwill and other intangibles be replaced with periodic tests of the goodwill's impairment and that intangible assets with other than indefinite lives be amortized over their useful lives. The Company's adoption of SFAS 142 did not have a material impact on the results of its operations. Unamortized intangible assets consist of trademarks and goodwill totaling $133,560 at October 30, 2002.

NOTE 5-INVENTORY

         Inventories are comprised of the following:


                             (unaudited)
                             OCTOBER 30,          JANUARY 30,
                               2002                   2002
                               ----                   ----
         Ingredients          251,508              243,631
         Retail products      102,787              132,232
         Paper products        32,557               25,563
                              -------              -------
                              386,852              401,426
                              =======              =======

NOTE 6-EARNINGS PER SHARE

         Basic earnings per common share are computed by dividing net earnings available to common stockholders by the weighted average number of common shares outstanding. For the thirteen and thirty-nine weeks ended October 30, 2001, the Company's calculation of diluted earnings per share does not include the effect of unexercised stock options and warrants, or the conversion of Series A Convertible Preferred Stock or the Company's convertible debt representing 1,281,912 potential shares of common stock, since the effect would be anti-dilutive. For the thirteen and thirty-nine weeks ended October 31, 2002, the Company's calculation of diluted earnings per share does not include the effect of unexercised stock options, warrants and the 2,269,950 Common Stock warrants issued in the Company's initial public offering representing a combined total of 3,571,512 potential shares of Common Stock, since the overall effect would be anti-dilutive given the Company's loss position.

The following table sets forth the computation of basic and diluted earnings per share:

                                                    FOR THE THIRTEEN WEEKS ENDED     FOR THE THIRTY-NINE WEEKS ENDED
                                                    ----------------------------     --------------------------------
                                                    OCTOBER 30,        OCTOBER 31,     OCTOBER 30,       OCTOBER 31,
                                                        2002              2001            2002              2001
                                                        ----              ----            ----              ----
                                                     (unaudited)      (unaudited)     (unaudited)       (unaudited)
Net loss before extraordinary item                  $(1,721,247)       $ (388,541)    $(2,428,415)      $  (934,681)
Series A Convertible Preferred Stock dividends              -0-           (75,000)       (125,000)         (225,000)
                                                    -----------       -----------     -----------       -----------
Net loss before extraordinary item applicable
     to common stockholders                         $(1,721,247)      $  (463,541)    $(2,553,415)      $(1,159,681)
                                                    ===========       ===========     ===========       ===========
Basic and diluted loss before extraordinary
     item per common share applicable to
        common stockholders                         $      (.21)      $      (.09)    $      (.40)      $      (.23)
                                                    ===========       ===========     ===========       ===========
Net loss                                            $(1,721,247)      $  (388,541)    $(2,559,708)      $  (934,681)
Series A Convertible Preferred Stock dividends              -0-           (75,000)       (125,000)         (225,000)
                                                    -----------       -----------     -----------       -----------
Net loss applicable to common stockholders          $(1,721,247)      $  (463,541)    $(2,684,708)      $(1,159,681)
                                                    ===========       ===========     ===========       ===========
Basic and diluted loss per common share
       applicable to common stockholders            $      (.21)      $      (.09)    $      (.42)      $      (.23)
                                                    ===========       ===========     ===========       ===========
Weighted average outstanding common shares            8,107,835         5,000,000       6,391,796         5,000,000
                                                    ===========       ===========     ===========       ===========

NOTE 7-COMMON STOCK, PREFERRED STOCK AND COMMON STOCK WARRANTS

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

Conversion of Series A Convertible Redeemable Preferred Stock.

         Through July 2, 2002, the Company was authorized to issue 1,000,000 shares of $.001 par value Preferred Stock. There were 312,500 shares of Series A Convertible Preferred Stock issued and outstanding for a total consideration of $2,500,000 through June 2, 2002. On July 3, 2002, the Company converted all 312,500 outstanding shares of its outstanding Series A Convertible Preferred Stock into 489,696 shares of Common Stock pursuant to the terms of the Series A Convertible Redeemable Preferred Stock.

         Subject to the provisions of the Company's Certificate of Incorporation and to the limitations prescribed by law, the Company's Board of Directors has the authority, without further action by stockholders, to issue up to 687,500 shares of authorized but unissued Preferred Stock in one or more series. The Preferred Stock allows the Company's Board of Directors the power and authority to fix the rights, designations, preferences, privileges, qualifications and restrictions of the preferred stock, including dividend rights, conversion rights, voting rights, terms of redemption, liquidation preferences and sinking fund terms, any or all which may be greater than the rights of the Company's Common Stock. The Company has no present plans to issue any additional shares of Preferred Stock and has agreed not to issue any shares of preferred stock for one year after June 27, 2002 without the prior written consent of the Company's initial public offering underwriter. The issuance by the Company of shares of preferred stock may discourage or delay bids for the Company's Common Stock or may otherwise affect the market price of the Company's Common Stock.

Conversion of Subordinated Convertible Debentures.

         In fiscal 2001, the Company issued $4,538,500 in principal face value of five-year Subordinated Convertible Debentures bearing interest at an average rate of 8.5%. Financing costs, which included 98,062 warrants for the purchase of Common Stock at $7.50 per share, were issued to the selling agent that assisted the Company in privately placing the Subordinated Convertible Debenture. Commissions and legal fees incurred in connection with such private placement amounted to $648,662 and were amortized over five years using the effective interest rate method. On June 27, 2002, the effective date of the Company's initial public offering, all of the Company's outstanding Subordinated Convertible Debentures were converted into 907,700 shares of the Company's Common Stock. Accrued interest totaling $156,277 was paid prior to such conversion.

NOTE 8-EXTRAORDINARY ITEM

         On July 3, 2002 Cephas Capital Partners, L.P. was issued 15,000 shares of the Company's Common Stock and was paid $20,000 in conjunction with the modification of a Convertible Promissory Note made by the Company in its favor in 2000. Such modification, among other things, lowered the annual interest rate from 12% to 8%. The effect of this modification was a one time nonrecurring charge of $215,293. Such charge included the $20,000 payment, $75,000 for the fair market value of 15,000 shares of common stock at $5.00 per share and the write-off of $120,293 of unamortized financing costs associated with the initial issuance of the Convertible Promissory Note.

NOTE 9-CONSULTING AGREEMENTS

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

         In connection with its initial public offering, the Company also hired an investor relations firm. The terms of the agreement between the Company and such firm is for 18 months and calls for monthly payments of $4,000 beginning July 2002. The agreement, unless terminated in writing, automatically renews for an additional twelve months. The agreement also includes the payment to such firm of 7,500 shares of restricted stock and an additional 7,500 shares will be deemed issued but subject to vesting in equal monthly increments over the 12-month period beginning in month six of the agreement. In addition, the consultant received 50,000 warrants to purchase shares of the Company's Common Stock at a price of $10.00 per share and 50,000 warrants to purchase shares of the Company's Common Stock at a price of $15.00 per share. In the event the agreement is terminated in the first six months, the consultant will retain 50% of the warrants (25,000 at the $10.00 exercise price and 25,000 at the $15.00 exercise price) with the remaining warrants reverting back to the Company. If the agreement is terminated in months six through eighteen, the consultant will receive a pro rata warrant portion of such warrants, based on the number of months the agreement was in effect commencing in month six of the 18 month period. The agreement may be terminated at any time upon 30 business days' notice after the first three-month anniversary of the date of the agreement. In the event that the agreement is terminated by either party prior to the end of the 18-month term, the consultant shall be entitled to reimbursement of its reasonable out - pocket expenses. As a result of the non-forfeitable component of the Common Stock and warrant component of this agreement, the Company incurred non-cash expense of $109,370 during the 13 weeks ending October 30, 2002.

NOTE 10-RECENT ACCOUNTING PRONOUNCEMENTS

         In October 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No.144, "Accounting for the Impairment or Disposal of Long-Lived Assets" which supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" and the accounting and reporting provisions of APB No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" for the disposal of a segment of a business. SFAS No. 144 retains many of the provisions of SFAS No. 121, but addresses certain implementation issues associated with that Statement. The Company adopted SFAS No. 144 on January 1, 2002 and the adoption did not have a material impact on the Company's financial condition or its results of operations.

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

NOTE 11-COMMITMENTS AND CONTINGENT LIABILITIES

         The Company is obligated under non-cancelable operating leases for its administrative offices, bread stores and mall kiosks. Generally, the Company is required to pay a proportionate share of real estate taxes, insurance, common area and other operating costs. Some bread store leases provide for contingent rental (i.e., percentage rent) payments based on sales in excess of specified amounts. Generally, the Company's leases have initial terms of ten years and contain provisions for renewal options of five to twenty-five years.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion of our financial condition and our results of operations should be read together with the Company's financial statements and the accompanying notes. References to we, our, us, the Company, or Montana Mills shall, unless the context specifically provides otherwise, refer to Montana Mills Bread Co. Inc and its subsidiaries. This discussion contains statements about future events and expectations, including anticipated store and market openings, planned capital expenditures and trends in or expectations regarding the Company's operations and financing abilities, that constitute "forward-looking" statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on management's beliefs, assumptions, and expectations of our future economic performance, taking into account the information currently available to management. These statements are not statements of historical fact. Forward-looking statements involve risks and uncertainties that may cause our actual results, performance or financial condition to differ materially from the expectations of future results, performance of financial condition we express or imply in any forward-looking statements. Factors that could contribute to these differences include, but are not limited to: the Company's ability to continue and manage growth; delays in store openings; the quality of future franchise store operations if any; the price and availability of raw materials and ingredients needed to produce breads and other baked goods; changes in customer preferences and perceptions; risks associated with competition; risks associated with fluctuations in operating and quarterly results; compliance with government regulations; and other factors discussed in Montana Mills periodic reports and other information statements filed with the Securities and Exchange Commission. The words "believe", "may", "will", "should", "anticipate", "estimate", "expect", "intend", "objective", "seek", "strive", or similar words, or the negative of these words, identify forward-looking statements entirely by these cautionary factors.

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

         Our locations are decorated with and contain natural colors and hues, maple counters and tables and educational, in-store displays to further highlight our image of freshness and quality. Customers generally are greeted by an employee and offered a free, fresh slice the "size of Montana" of one of any breads available that day. In addition to bread, we also bake muffins, scones, cookies, granola and other baked goods. We also offer sandwiches under the "Breader" name and sell coffee beverages under the Java Joe's brand name. As of December 15, 2002, we operated 31 permanent locations, including 21 village bread stores and ten satellite cafes.

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

         Each purchase warrant entitles the holder to purchase one share of our common stock for $7.58 during the period beginning 90 days after the date of the prospectus, June 27, 2002 and ending on the fifth anniversary after the date of the prospectus, June 27, 2007. We may redeem the purchase warrants, with our underwriter's prior consent, at any time after they become exercisable, for $.01 per purchase warrant, on not less than 30 day's prior written notice if the last sale price of our common stock has been at least $15.16 for the 20 consecutive trading days ending on the third day prior to the date on which notice was given.

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

         - Build out of existing markets. We believe that clustering new locations in existing markets will increase recognition of the Montana Mills brand name and create a strong platform for a broad regional expansion program. We intend to open new locations in core markets that are geographically convenient to our Rochester, New York headquarters. We believe that this strategy will assist us in strengthening our brand name in our core markets. During the quarter ended October 30, 2002, we opened one store in Syracuse, NY.

         - Penetrate new markets. Building on the strength of the Montana Mills brand name in our core markets, we have identified a number of cities throughout upstate New York, Pennsylvania, Ohio and Connecticut to open new stores. We have conducted demographic surveys of these locations and have determined that their populations fit our profile for store development. In addition, we believe that these markets have not captured the attention of larger, national bakery chains. We believe that we can establish the Montana Mills brand name and develop a loyal customer base in these areas, thereby creating significant barriers to entry for competitors in these markets. During the quarter ended October 30, 2002, we opened one store in Erie, PA.

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

         OFF-PREMISES SALES TO OTHER RETAILERS AND CAFES. We recently commenced selling our products off-premises through grocery stores and other retailers where fresh bread and other baked goods are delivered daily from our bread stores. These products are displayed on bread racks supplied by us generally using our branded point of sale signage. The Company currently sells off-premises from five store locations and expects to sell off-premises from substantially all of its current bread stores within twelve months. It is also anticipated that off-premises sales will be an important element of future stores both owned by us and franchised.

         FURTHER DEVELOP OUR CATALOG AND INTERNET PROGRAMS. Our mail order catalog and internet businesses represented approximately $648,000, or 6.0%, of our total sales in our fiscal year ended January 30, 2002. We believe that opportunities exist to grow our catalog and internet businesses substantially, thereby generating additional revenue as well as expanding awareness of the Montana Mills brand name. We also believe that we can also utilize our catalog to direct customers to our website, which achieved approximately 5,500,000 page views during our fiscal year ended January 30, 2002. Our website was awarded honors by The Rochester Business Journal in 2001 for the best home page and best overall website in the small business category for Rochester-based companies. On our website, customers may place online orders and view our product offerings. Additionally, we intend to explore opportunities to further capitalize on the corporate gift segment of mail order catalogs, which we believe can generate significant revenues. Currently, corporate gifts do not represent a significant component of our catalog or internet business.

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

         We intend for our franchisees to bear all or a substantial portion of the financial responsibility for opening and operating franchised stores, including purchasing insurance, hiring employees, entering into lease agreements and purchasing or leasing equipment. In exchange for our services and the rights granted by franchise agreements, franchisees will pay various fees to us.

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

         We also recently registered our Uniform Franchise Offering Circular with the New York State Department of Law. The registration allows us to immediately offer franchises for sale in 22 states which require no specific filing (including Ohio and Pennsylvania where we have existing stores). We are currently offering franchises for sale nationwide and are in discussions with several potential franchisees and expect to sign franchise agreements for a number of stores prior to our fiscal year end.

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

                                                                   FOR THE THIRTEEN WEEKS ENDED     FOR THE THIRTY-NINE WEEKS ENDED
                                                                   ----------------------------     -------------------------------
                                                                  OCTOBER 30,       OCTOBER 31,        OCTOBER 30,      OCTOBER 31,
                                                                     2002              2001               2002             2001
                                                                     ----              ----               ----             ----
Sales                                                            $ 2,798,283       $ 2,660,733         8,649,005         6,749,955
Cost of goods sold (exclusive of depreciation
    and amortization)                                              1,601,339         1,365,649         4,738,493         3,396,312
                                                                 -----------       -----------       -----------       -----------
Gross profit                                                       1,196,944         1,295,084         3,910,512         3,353,643
Selling, general and administrative expenses                       1,639,904         1,231,345         4,656,970         3,347,002
Pre-opening and grand-opening expenses                               202,624           409,504           433,305           782,366
Depreciation and amortization                                        182,011           128,237           501,231           333,402
                                                                 -----------       -----------       -----------       -----------
Loss from operations                                                (827,595)         (474,002)       (1,680,994)       (1,109,127)
Interest income                                                       38,224            25,941            54,960           145,805
Financing costs                                                      (40,750)         (190,180)         (365,395)         (570,809)
                                                                 -----------       -----------       -----------       -----------
Loss before income taxes and extraordinary item                     (830,121)         (638,241)       (1,991,429)       (1,534,131)
Income tax expense (benefit)                                         891,126          (249,700)          436,986          (599,450)
                                                                 -----------       -----------       -----------       -----------
Loss before extraordinary item                                    (1,721,247)         (388,541)       (2,428,415)        (934,681)
Extraordinary item-loss on early extinguishment
   of debt (net of income tax benefit of $84,000)                                                        131,293
                                                                 -----------       -----------       -----------       -----------
Net loss                                                         $(1,721,247)      $  (388,541)      $(2,559,708)      $  (934,681)
                                                                 ===========       ===========       ===========       ===========
Series A Preferred Stock Dividends                                       -0-           (75,000)         (125,000)         (225,000)

Net loss before extraordinary item applicable
    to common stockholders                                       $(1,721,247)      $  (463,541)      $(2,553,415)      $(1,159,681)
                                                                 ===========       ===========       ===========       ===========
Basic and diluted loss before extraordinary
    item per common share applicable to common stockholders      $      (.21)      $      (.09)      $      (.40)      $      (.23)
                                                                 ===========       ===========       ===========       ===========
Net loss applicable to common stockholders                       $(1,721,247)      $  (463,541)      $(2,684,708)      $(1,159,681)
                                                                 ===========       ===========       ===========       ===========
Basic and diluted loss per common share applicable
    to common stockholders                                       $      (.21)      $      (.09)      $      (.42)      $      (.23)
                                                                 ===========       ===========       ===========       ===========
Weighted average outstanding common shares                         8,107,835         5,000,000         6,391,796         5,000,000
                                                                 ===========       ===========       ===========       ===========

SALES.

         Sales for the thirteen-weeks ended October 30, 2002 increased 5% to $2,798,283 compared to $2,660,733 for the thirteen-weeks ended October 31, 2001. For the thirty-nine weeks ended October 30, 2002 total sales increased 28% to $8,649,005 compared to $6,749,955 for the thirty-nine weeks ended October 31, 2001. The increase in sales is primarily due to approximately $368,878 of additional sales from five new stores opened during the thirteen weeks ended October 30, 2002 and approximately $1,019,327 of additional sales from the five new stores opened during the thirty-nine weeks ended October 30, 2002 compared to the corresponding periods for the previous year. These increases were offset by a 4% decline in comparable store sales during the thirteen weeks and thirty-nine weeks ended October 31, 2002 as a result of the cannibalization effect of new store additions in existing markets and general economic conditions. Comparable store sales from the five stores where the Company generated off-premises sales during the quarter ended October 30, 2002 increased an average of 20% over the previous year. The Company expects to sell off-premises from substantially all of its current bread stores within twelve months.


COST OF GOODS SOLD (EXCLUSIVE OF DEPRECIATION AND AMORTIZATION).

         Cost of goods sold (exclusive of depreciation and amortization) includes bakery and paper ingredients supplied by outside vendors, production labor, and occupancy costs. The cost of goods sold and occupancy costs increased to $1,601,339 or 57% of sales for the thirteen weeks ended October 30, 2002 as compared to $1,365,649 or 51% of sales for the thirteen weeks ended October 31, 2001. For the thirty-nine weeks ended October 30, 2002, cost of goods sold and occupancy costs increased to $4,738,493 or 55% of sales from $3,396,312 or 50% of sales for the thirty-nine weeks ended October 31, 2001. The cost of goods sold and occupancy costs for the thirteen weeks and thirty-nine weeks ended October 30, 2002 increased primarily as a result of increased labor costs in existing and new markets and increased product costs related to a shift in product sales to other offerings including coffee and sandwiches which have a lower margin than our historical bakery products.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES.

         Selling, general and administrative expenses were $1,639,904 or 59% of sales for the thirteen weeks ended October 30, 2002 compared to $1,231,345 or 46% of sales for the thirteen weeks ended October 31, 2001. Selling, general and administrative expenses were $4,656,970 or 54% of sales for the thirty-nine weeks ended October 30, 2002 compared to $3,347,002 or 50% of sales for the thirty-nine weeks ended October 31, 2001.

         Store selling expenses were $431,131 or 15% of sales for the thirteen weeks ended October 30, 2002 compared to $312,058 or 12% for the thirteen weeks ended October 31, 2001. This increase is largely attributable to start up expense incurred by our off premises sales program. Store selling expenses were $1,158,484 or 13% of sales for the thirty-nine weeks ended October 30, 2002 compared to $815,464 of sales or 12% for the thirty-nine weeks ended October 31, 2001.

         Corporate general and administrative expenses were $510,584 (18% of sales) for the thirteen weeks ended October 30, 2002 compared to $389,991 (15% of sales) for the comparable period ended October 31, 2001. Corporate general and administrative expenses for the thirty-nine weeks ended October 30, 2002 included $125,000 (of which $109,000 is a non-cash charge) for a public relations consultant hired by the Company subsequent to its Initial Public Offering. Excluding this charge, corporate general and administrative expenses for the thirty-nine weeks ended October 30, 2002 were $1,389,982 (16% of sales) compared to $1,174,403 (17% of sales) for the thirty-nine weeks ended October 31, 2001.

PRE-OPENING AND GRAND-OPENING EXPENSES.

         Pre-opening and grand-opening expenses, including franchise start up expenses, were $202,624 or 7% of sales for the thirteen weeks ended October 30, 2002 compared to $409,504 or 15% of sales for the thirteen weeks ended October 31, 2001. Pre-opening and grand-opening expenses were $433,305 or 5% of sales for the thirty-nine weeks ended October 30, 2002 compared to $782,366 or 12% of sales for the thirty-nine weeks ended October 31, 2001. Pre-opening and grand-opening expenses decreased as a percentage of sales for the thirteen and thirty-nine weeks ended October 30, 2002 compared to the corresponding periods in the previous year primarily as a result of opening fewer new stores during that time period.

DEPRECIATION AND AMORTIZATION.

         Depreciation and amortization was $182,011 or 7% of sales for the thirteen weeks ended October 30, 2002 compared to $128,237 or 5% of sales for the thirteen weeks ended October 31, 2001. For the thirty-nine weeks ended October 30, 2002, depreciation and amortization was $501,231 or 6% of sales compared to $333,402 or 5% of sales for the thirty-nine weeks ended October 31, 2001.

FINANCING COSTS, NET OF INTEREST INCOME.

         Interest payments were $40,750 for the thirteen weeks ended October 30, 2002 compared to $157,697 for the thirteen weeks ended October 31, 2001. Interest payments were $311,257 for the thirty-nine weeks ended October 30, 2002 compared to $473,360 for the thirty-nine weeks ended October 31, 2001. Interest payments decreased for the thirteen and thity-nine weeks ended October 30, 2002 compared to the corresponding periods for the previous year as a result of the Company's conversion of $4,538,500 of Subordinated Convertible Debentures into common stock at the time of the Company's initial public offering which was effective on June 27, 2002. The Company expects that significant interest expense savings will positively impact future earnings and cash flow.

         Amortization of bond issue costs decreased to $0 for the thirteen weeks ended October 30, 2002 compared to $32,483 for the thirteen weeks ended October 31, 2001. Amortization of bond issue costs decreased to $54,139 for the thirty-nine weeks ended October 30, 2002 compared to $97,450 for the thirty-nine weeks ended October 31, 2001. These decreases resulted from the Company's conversion of $4,538,500 of subordinated convertible debentures to common stock at the time of the Company's initial public offering which became effective on June 27.

         Interest income increased to $38,224 for the thirteen weeks ended October 30, 2002 compared to $25,941 for the thirteen weeks ended October 31, 2001. This increase is attributable to an increase in cash on hand as a result of the initial public offering, despite a decline in interest rates earned on investments. Interest income decreased to $54,960 for the thirty-nine weeks ended October 30, 2002 compared to $145,805 for the thirty-nine weeks ended October 31, 2001. This decrease resulted from a decline in interest rates earned on investments and reduced average cash and cash equivalent balances.

INCOME TAX EXPENSE (benefit)

          The Company recorded a charge of approximately $1.2 million to establish a valuation allowance for its net deferred tax asset related to the realization of net operating loss carryforwards. Approximately $900,000 related to previously recognized deferred tax assets and approximately $300,000 related to the current thirteen week period loss. The valuation allowance was calculated in accordance with the provisions of FAS 109 which places primary importance on the Company's most recent operating results. Management believes the results for those periods were heavily affected by deliberate and planned investments in new store development, off-premises sales and franchising opportunities.

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

LIQUIDITY AND CAPITAL RESOURCES

Cash used in operating activities for the thirty-nine weeks ended October 30, 2002, was $1,262,405 compared to $1,505,202 for the thirty-nine weeks ended October 31, 2001. The decrease in cash outflows was primarily a result of a lower requirement for working capital and the use of the Company's stock for Consulting Compensation.

Cash used in investing activities for the thirty-nine weeks ended October 30, 2002 increased to $7,711,957 compared to $3,979,318 for the thirty-nine weeks ended October 31, 2001, primarily as a result of decreased purchases of property and equipment and increased short term investments of the proceeds of the Company's initial public offering completed in July 2002.

Cash provided by financing activities was $8,999,000 for the thirty-nine weeks ended October 30, 2002 and consisted primarily of the net proceeds of the Company's initial public offering less $125,000 in dividend payments to preferred stockholders prior to the conversion of the preferred shares into common stock at the date of the Company's initial public offering. For the period ended October 31, 2001, cash used by financing activities was $251,536.

The Company had working capital of approximately $7.9 million at October 30, 2002 consisting principally of cash and cash equivalents and short term investments invested in short term money market funds. The Company expects to open up to ten stores in the next twelve months at a projected cost of $2.6 million. The Company believes it has sufficient cash to conduct operations for at least the next 12 months.

IMPACT OF INFLATION AND SEASONALITY

         We anticipate that our business will be affected by general trends that affect retailers. We do not believe that we have operated during a period of high inflation. Based on our experience, we expect to be able to pass on increased costs resulting from inflation to our customers. Our business could be affected by increased wheat prices, coffee prices, sugar prices, acquisitions of existing bakeries, weather, marketing programs, variations in the number of store openings and general economic conditions and diet trends. In the past, the Company has been able to recover inflationary costs and commodity price increases through increase menu prices. There have been and there may be in the future, delays in implementing such menu price increases, and competitive pressures may limit the Company's ability to recover such cost increases in their entirety. Historically, the effects of inflation on the Company's net income have not been materially adverse.

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

TRANSACTIONS WITH RELATED PARTIES

         Transactions with related parties included the purchase of coffee and the leasing of three properties from entities owned by Eugene O'Donovan, the Company's President and Chief Executive Officer and its largest stockholder. The Company believes that these arrangements are consistent in all respects with other arrangements that could have been made with unaffiliated third parties. On July 3, 2002, the closing of the Company's initial pubic offering, the Company purchased Java Joe's Public Market Roastery, Inc. from Eugene O'Donovan for $30,000. The Company is now purchasing and roasting coffee for use in its bread stores.

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

RECENT ACCOUNTING PRONOUNCEMENTS

         In October 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No.144, "Accounting for the Impairment or

Disposal of Long-Lived Assets" which supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" and the accounting and reporting provisions of APAB No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" for the disposal of a segment of a business. SFAS No. 144 retains many of the provisions of SFAS No. 121, but addresses certain implementation issues associated with that Statement. The Company has adopted SFAS No. 144 on January 21, 2002 and the adoption did not have a material impact on the Company's financial condition or its results of operations.

         In April 2002, FASB issued SFAS No. 145, "Rescission of FASB Statement No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections". The Company adopted the provisions of SFAS No. 145 in its quarter ended July 31, 2002. There was no impact on the Company's financial statements as a result of the adoption of SFAS No. 145.

         In June 2002, FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" which nullifies Emerging Issues Task Force (EITF) Issue No. 94-3. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. The Company will to adopt the provisions of SFAS No. 146 on January 1, 2003. The Company believes the impact of the adoption of the provisions of SFAS No. 146 will not have a material impact on the Company's financial statements.

ITEM 3. CONTROLS AND PROCEDURES

(a) EXPLANATION OF DISCLOSURE CONTROLS AND PROCEDURES. The Company's President and Chief Executive Officer and Chief Financial Officer after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-14(c) and 15d-14(c)) as of a date within 90 days of the filing date of this quarterly report (the "Evaluation Date") have concluded that as of the Evaluation Date, the Company's disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to such officers by others within those entities, particularly during the period in which this quarterly report was being prepared.

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

ITEM 1. LEGAL PROCEEDINGS

         None.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

         The Company's Registration Statement on Form SB-2 filed under the Securities Act of 1933 (Commission File No. 333-86956), relating to the Company's initial public offering, was declared effective by the Securities and Exchange Commission on June 27, 2002.

         The net proceeds from the Company's initial public offering, after deducting the underwriting discount and the offering expenses incurred by the Registrant, approximated $9,151,000. Uses of proceeds to date have been for working capital and general corporate purposes, which have amounted to an aggregate of $1,134,000. The remaining $8,017,000 of the proceeds from the offering will be used for general corporate purposes, including working capital. Pending these uses, the remaining net proceeds have been invested in short-term interest bearing investment grade marketable securities.

         None of the net proceeds of the Registrant's initial public offering have been paid, directly or indirectly to any of the Registrant's directors or officers or any of their associates, or to any persons owning 10 percent or more of the Registrant's common stock, or to any of the Registrant's affiliates.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5. OTHER INFORMATION

         None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS

         See Index to Exhibits.

(b) REPORTS ON FORM 8-K. There have been no reports on Form 8-K filed during the fiscal quarter for which this report is filed.

                                   SIGNATURES

         In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         MONTANA MILLS BREAD CO., INC.
                                         (REGISTRANT)

Date: December 17, 2002                  By:  /s/ Eugene O'Donovan
                                              --------------------------------
                                              Eugene O'Donovan, President,
                                              Chairman of the Board and Chief
                                              Executive Officer

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER

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

Date: December 17, 2002                   /s/ Eugene O'Donovan
                                          ----------------------------
                                          Eugene O'Donovan,
                                          President and Chief Executive Officer

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER

I, David Klein, certify that:

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

Date: December 17, 2002                         /s/ David Klein
                                                ----------------------------
                                                David Klein,
                                                Chief Financial Officer

                                INDEX TO EXHIBITS

EXHIBIT
NO.          DESCRIPTION
---          -----------
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

4.3 Form of Redeemable Common Stock Purchase Warrant Agreement between the Registrant and Continental Stock Transfer & Trust Company, incorporated herein by reference to Exhibit 4.3 of the Registrant's
            Registration Statement on Form SB-2 (Registration No. 333-86956).

4.4 Form of Purchase Option issued to Kirlin Securities, Inc. , incorporated herein by reference to Exhibit 4.4 of the Registrant's
            Registration Statement on Form SB-2 (Registration No. 333-86956).

99.1 Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive
            Officer.

99.2 Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Financial
            Officer.